Form 10-K
period 2025-12-31
Aeon Acquisition I Corp.
filed 2026-04-14
CIK 2082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-290920

Aeon Acquisition I Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 West Flagler Street, Suite 900 Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 621-8777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of April 14, 2026, there were 0 Class A Ordinary Shares, par value $0.0001 per share, and 12,321,429 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aeon Acquisition I Corp.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Aeon Acquisition I Corp., a Cayman Islands exempted company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and our director;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to Aeon Acquisition Partners I LLC, a Delaware limited liability company;

ii

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated on August 1, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. As of the date of this Report, we have not selected any specific Business Combination target. We have generated no operating revenues to date.

Our Management Team

Our management team has extensive experience in mergers and acquisitions, capital markets, private equity, and operating businesses globally.

Executive Officers and Directors

Mr. Demetrios Mallios has served as our Chief Executive Officer and director since August 2025. Mr. Mallios is the Founder of The Aeon Group, Inc., the parent company of the Aeon Family of Funds and AeonX, as well as other subsidiaries, and has held the position of Chief Executive Officer since July 2013. Mr. Mallios has had a diverse career over the past 30+ years as a fund manager, corporate consultant, investment banker, executive and entrepreneur. Prior to Aeon, his experience as Partner, CEO, COO, and Head of Investment Banking at many firms in the US, China as well as other countries has allowed him to participate as principal investor and/or agent in primary and secondary transactions in private and public companies worldwide. He has served as a director of Invent Ventures, Inc. (OTC: IDEA), a technology venture firm, since November 2017. Mr. Mallios has previous experience also includes Bank of America, UBS, Paulson Investment Company, and Jensyn Acquisition Corp. See “Prior Blank Check Experience.”

Mr. Alan Lewis, has served as our Chief Financial Officer since October 2025. Mr. Lewis has a track record of success as a transformational leader in the financial, investment, and technology industries. He has co-founded and raised funds for multiple ventures, including The Aeon Group, Inc. In his current roles and as an investment banker, Alan has leveraged his extensive background in entrepreneurship, start-ups, mergers & acquisitions, due diligence, strategy, venture capital, corporate finance, private equity, and strategic planning to help companies innovate in the digital arena at firms. He co-founded The Aeon Group, Inc. and since March 2014 has served as Chief Strategy Officer and a director. Since, June 2004, he has been the Managing Member of Aeon X, LLC, a technology platform that offers access to a collection of alternative investments and related products. He received his Bachelor of Arts degree in Political Science from American Public University in 2011 and a Masters of Public Administration in Organizational Leadership from CSU Northridge in 2012. He has also demonstrated the ability to grow private equity and venture capital funds and is dedicated to continuous learning in the rapidly evolving digital landscape, as demonstrated by his pursuit of a doctoral degree in Education and Psychology from Pepperdine University.

Mr. Victor (Rock) Klinefelter, has served as our Chief Operating Officer since October 2025. Mr. Klinefelter brings nearly 30 years of senior management experience across privately held, publicly traded, and Fortune 100 companies such as Leo Burnett, Diesel, and Philip Morris International. He has held national, regional, and global leadership roles in the USA, Asia, and Europe—successfully guiding diverse, multicultural teams through periods of growth and expansion. He began his career at the Leo Burnett Company, where he rose to the role of Global Director. He later served as Global Head of Marketing at Diesel, Regional Marketing Director Asia at Philip Morris International, and Global Commercial Director for Philip Morris International Duty Free. Following these corporate roles, he co-founded a business development venture and currently serves as Chief Operating Officer and Chief of Staff at The Aeon Group. Mr. Klinefelter is a graduate of Amherst College (Massachusetts, USA).

Mr. Georgios Panou has served as our Chief Investment Officer since October 2025. Mr. Panou is a seasoned sports-marketing executive who has co-led Octagon Basketball Europe since 2016, growing it into the continent’s second-largest basketball agency. In May 2022, he founded Upgr8 Sports Management Ltd., building partnerships with Olympic athletes and global brands (VISA, L’Oréal, Allianz, PlayStation) and also co-established Octagon International Soccer, where he orchestrated record-breaking transfers. Since March 2022, Mr. Panou has served as director of OIS Agency Ltd, a soccer focused sports agency. A former national-team coach who led Greece to a World Cup silver in 2006, Georgios holds a degree in Sports Training & Sports Marketing from Visa Skola in Belgrade in 2001.

Mr. Alex Saratsis has served as our Chief Strategy Officer since October 2025. Mr. Saratsis is Co-Managing Director of Octagon Basketball, where since 2020 he has co-led a global division representing 40+ NBA stars and overseeing over $2 billion in active contracts and endorsements. With two decades of international sports-management experience, Alex built Octagon’s basketball operations across North America, Europe, Asia, and South America—recruiting elite talent, negotiating landmark deals (including Giannis Antetokounmpo’s record extensions), and launching Octagon54 to develop African basketball prospects. A Northwestern graduate with a Bachelor’s Degree in Political Scient in May 2002, fluent in four languages, Alex also teaches Sports Administration at his alma mater.

Mr. Themis Bilionis has served as our Chief Business Officer since October 2025. Mr. Bilionis, born in Athens in 1977, has extensive operational expertise in European sports management. After starting his career at Basketopolis S.A. as Head of Marketing and Communications, he co-founded the Octagon Basketball Europe network in 2013, later merging to form OBE SPORTS MANAGEMENT LTD in 2020. Since March 2021, Mr. Bilionis has served as Director of Operations of OBE Sports Management LTD, as well as a member of the Board of Directors. Mr. Bilionis received his Bachelor of Arts degree from Panteion University of Social Sciences in 1996 and a Master of Arts degree from University of Durham Business School in 2003.

Employees

We currently have 6 officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters.

Periodic Reporting and Financial Information

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBER SECURITY

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, our bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

Our executive offices are located at 66 West Flagler Street, Suite 900, Miami, FL 33130, and our telephone number is 877-787-1880. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We entered into a Settlement Agreement with respect to an arbitration that was filed against us, Demetrios Mallios, The Aeon Group, Inc. (“AGI”), and Geneships Acquisition Corp. with the American Arbitration Association in February 2026 (AAA Case No. 01-26-0000-6229) by Chardan Capital Markets, LLC (“Chardan”) in connection with fees for certain capital-raising activities, including related to a possible SPAC transaction, under a 2023 engagement letter and 2024 amendment that preceded our formation. The total amount sought was not less than $15,000,000.

In February 2026, we commenced a special proceeding in the Supreme Court of the State of New York (Index No. 65082/2026) seeking to permanently stay the arbitration as against the Company. Demetrios Mallios, our Chairman and Chief Executive Officer, and, his affiliate, The Aeon Group, Inc. jointly and severally indemnified the Company and its shareholders for any liabilities, losses, or expenses arising from the arbitration and any related claims.

On March 20, 2026, the parties agreed to a binding settlement term sheet and on March 26, 2026, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Chardan, Mr. Mallios, Geneships Acquisition Corp., AGI and D. Boral Capital LLC (“D. Boral”).

The Settlement Agreement is contingent upon the closing of this offering and will become effective only upon the closing of this offering (the “Effective Time”). The Settlement Agreement provides, among other things, that Chardan will serve as lead book-running manager and D. Boral will serve as co-lead book-running manager for this offering and that underwriting compensation in connection with this offering will be allocated between them. The Settlement Agreement further provides that, following the Effective Time, the arbitration and related court proceeding will be dismissed with prejudice, and mutual general releases between us, Demetrios Mallios, Geneships Acquisition Corp., and AGI that are contained in the Settlement Agreement will become effective, pursuant to which each party, on behalf of itself and its affiliates and related parties, will release the other parties and their respective affiliates and representatives from all claims, whether known or unknown, arising out of or relating to events occurring on or prior to March 25, 2026 other than obligations arising under the Settlement Agreement and related transaction documents.

If this offering does not close on or prior to May 25, 2026, unless extended by mutual agreement of the Company, Chardan and D. Boral, the Settlement Agreement will automatically terminate and be of no further force or effect. In such event, the arbitration and related proceedings could continue, and the Company and its affiliates could remain subject to claims in excess of $15,000,000. If the Settlement Agreement does not become effective, the arbitration and related court proceedings would resume, and our ability to complete this offering or any subsequent initial business combination could be materially and adversely affected.

The Settlement Agreement does not affect the funds held in the trust account established in connection with this offering. Other than the deferred underwriting commissions described under “Underwriting,” which are payable from the trust account upon the completion of an initial business combination, no amounts payable under or in connection with the Settlement Agreement will be paid from the trust account. The Company does not expect that any liabilities arising under or in connection with the Settlement Agreement, including any claim for breach thereof, would be payable from the trust account, and the Settlement Agreement provides that neither the Company nor the trust account will be responsible for any payments required to effect the allocation of underwriting compensation between the underwriters. No additional compensation is payable by the Company in connection with the Settlement Agreement other than the underwriting compensation described under “Underwriting.”

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no current market for our ordinary shares.

Holders of Record

As of April 14, 2026, there were 12,321,429 of our Class B Ordinary Shares issued and outstanding held by 1 stockholder of record.

Dividends

We have not paid any cash dividends on our ordinary shares to date.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.

Liquidity and Capital Resources

Our liquidity needs have been satisfied through $550,000 in promissory notes from our Sponsor ($507,416.31 of which has been drawn down on April 8, 2026).

Settlement Agreement

As described under “Legal Proceedings,” we have entered into a Settlement Agreement to resolve a pending arbitration and related proceedings. The effectiveness of the Settlement Agreement is contingent upon the closing of our potential IPO. If the potential initial public offering is not closed by May 25, 2026 (subject to extension by mutual agreement), the Settlement Agreement will not become effective and the arbitration and related proceedings could continue, and we could remain subject to claims in excess of $15,000,000.

We do not expect any liabilities arising under or in connection with the Settlement Agreement, including any claim for breach thereof, to be payable from the trust account, other than the deferred underwriting commissions described in this prospectus, which are payable from the trust account upon the completion of an initial business combination.

Related Party Transactions

On August 20, 2025, our Sponsor and certain directors and officers, either directly or indirectly, purchased an aggregate of 12,321,429 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share.

On August 20, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $200,000, which is non-interest-bearing. We amended and restated such note as of December 30, 2025 to increase the amount to $350,000 and further amended and restated the promissory note on February 12, 2026 to increase the amount to $450,000 and again amended and restated to promissory note on April 7, 2026 to increase the amount to $550,000. As of April 8, 2026, we had borrowed $507,416.31 under the promissory note. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor. The principal under the note is payable on the date on which we consummate an initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities.

Controls and Procedures

We are not currently required to certify the effectiveness of our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of the date of this Report we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when, or if, required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of the date of this Report, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and do not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Report as we have conducted no operations to date.

JOBS Act

We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our officers’ compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our potential initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

Management identified certain control deficiencies, that when aggregated constitute material weaknesses as follows:

1.	Segregation of Duties: Due to operating in a small business environment, we evaluate the cost of implementing controls relative to their potential benefit. As a result, we may not maintain adequate segregation of duties to ensure the proper processing, review, and authorization of all transactions, including non-routine transactions and training activities.

2.	Documentation: We do not have sufficient written documentation of our internal control policies and procedures, as required by the Sarbanes-Oxley Act, which applies to the Company for the year ended December 31, 2025.

3.	Accounting Resources: Our accounting function lacks sufficient resources, which limits our ability to collect, analyze, and properly review financial information.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the identified material weaknesses, we have undertaken several initiatives to strengthen our internal controls:

1.	Segregation of Duties: We are reevaluating the allocation of responsibilities within our accounting and finance functions to improve segregation of duties, including implementing compensating controls where full segregation is impractical due to our small business environment.

2.	Documentation of Controls: We are developing and formalizing written documentation of our internal control policies and procedures, in compliance with the requirements of the Sarbanes-Oxley Act.

3.	Accounting Resources: We are augmenting our accounting resources by providing additional training to current personnel and engaging qualified third-party professionals to support the preparation, analysis, and review of financial information, particularly in areas involving complex accounting standards.

These remediation efforts are ongoing and will require time to fully implement and assess for effectiveness. Although we are committed to strengthening our internal controls, we cannot guarantee that these measures will entirely eliminate all material weaknesses or that additional issues will not arise in the future as accounting standards and industry practices continue to evolve.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are an emerging growth company, as defined in the JOBS Act, and as such we are exempt from the attestation requirement.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described above.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Demetrios Mallios	55	Chief Executive Officer and Director
Alan Lewis	50	Chief Financial Officer
Victor (Rock) Klinefelter	51	Chief Operating Officer
Georgios Panou	46	Chief Investment Officer
Alex Saratsis	45	Chief Strategy Officer
Themis Bilionis	48	Chief Business Officer

Mr. Demetrios Mallios has served as our Chief Executive Officer and director since August 2025. Mr. Mallios is the Founder of The Aeon Group, Inc., the parent company of the Aeon Family of Funds and AeonX, as well as other subsidiaries, and has held the position of Chief Executive Officer since July 2013. Mr. Mallios has had a diverse career over the past 30+ years as a fund manager, corporate consultant, investment banker, executive and entrepreneur. Prior to Aeon, his experience as Partner, CEO, COO, and Head of Investment Banking at many firms in the US, China as well as other countries has allowed him to participate as principal investor and/or agent in primary and secondary transactions in private and public companies worldwide. He has served as a director of Invent Ventures, Inc. (OTC: IDEA), a technology venture firm, since November 2017. Mr. Mallios has previous experience also includes Bank of America, UBS, Paulson Investment Company, and Jensyn Acquisition Corp. See “Prior Blank Check Experience.”

Mr. Alan Lewis, has served as our Chief Financial Officer since October 2025. Mr. Lewis has a track record of success as a transformational leader in the financial, investment, and technology industries. He has co-founded and raised funds for multiple ventures, including The Aeon Group, Inc. In his current roles and as an investment banker, Alan has leveraged his extensive background in entrepreneurship, start-ups, mergers & acquisitions, due diligence, strategy, venture capital, corporate finance, private equity, and strategic planning to help companies innovate in the digital arena at firms. He co-founded The Aeon Group, Inc. and since March 2014 has served as Chief Strategy Officer and a director. Since, June 2004, he has been the Managing Member of Aeon X, LLC, a technology platform that offers access to a collection of alternative investments and related products. He received his Bachelor of Arts degree in Political Science from American Public University in 2011 and a Masters of Public Administration in Organizational Leadership from CSU Northridge in 2012. He has also demonstrated the ability to grow private equity and venture capital funds and is dedicated to continuous learning in the rapidly evolving digital landscape, as demonstrated by his pursuit of a doctoral degree in Education and Psychology from Pepperdine University.

Mr. Victor (Rock) Klinefelter, has served as our Chief Operating Officer since October 2025. Mr. Klinefelter brings nearly 30 years of senior management experience across privately held, publicly traded, and Fortune 100 companies such as Leo Burnett, Diesel, and Philip Morris International. He has held national, regional, and global leadership roles in the USA, Asia, and Europe—successfully guiding diverse, multicultural teams through periods of growth and expansion. He began his career at the Leo Burnett Company, where he rose to the role of Global Director. He later served as Global Head of Marketing at Diesel, Regional Marketing Director Asia at Philip Morris International, and Global Commercial Director for Philip Morris International Duty Free. Following these corporate roles, he co-founded a business development venture and currently serves as Chief Operating Officer and Chief of Staff at The Aeon Group. Mr. Klinefelter is a graduate of Amherst College (Massachusetts, USA).

Mr. Georgios Panou has served as our Chief Investment Officer since October 2025. Mr. Panou is a seasoned sports-marketing executive who has co-led Octagon Basketball Europe since 2016, growing it into the continent’s second-largest basketball agency. In May 2022, he founded Upgr8 Sports Management Ltd., building partnerships with Olympic athletes and global brands (VISA, L’Oréal, Allianz, PlayStation) and also co-established Octagon International Soccer, where he orchestrated record-breaking transfers. Since March 2022, Mr. Panou has served as director of OIS Agency Ltd, a soccer focused sports agency. A former national-team coach who led Greece to a World Cup silver in 2006, Georgios holds a degree in Sports Training & Sports Marketing from Visa Skola in Belgrade in 2001.

Mr. Alex Saratsis has served as our Chief Strategy Officer since October 2025. Mr. Saratsis is Co-Managing Director of Octagon Basketball, where since 2020 he has co-led a global division representing 40+ NBA stars and overseeing over $2 billion in active contracts and endorsements. With two decades of international sports-management experience, Alex built Octagon’s basketball operations across North America, Europe, Asia, and South America—recruiting elite talent, negotiating landmark deals (including Giannis Antetokounmpo’s record extensions), and launching Octagon54 to develop African basketball prospects. A Northwestern graduate with a Bachelor’s Degree in Political Scient in May 2002, fluent in four languages, Alex also teaches Sports Administration at his alma mater.

Mr. Themis Bilionis has served as our Chief Business Officer since October 2025. Mr. Bilionis, born in Athens in 1977, has extensive operational expertise in European sports management. After starting his career at Basketopolis S.A. as Head of Marketing and Communications, he co-founded the Octagon Basketball Europe network in 2013, later merging to form OBE SPORTS MANAGEMENT LTD in 2020. Since March 2021, Mr. Bilionis has served as Director of Operations of OBE Sports Management LTD, as well as a member of the Board of Directors. Mr. Bilionis received his Bachelor of Arts degree from Panteion University of Social Sciences in 1996 and a Master of Arts degree from University of Durham Business School in 2003.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our board of directors consists of one member.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

Our officers and sole director have not received compensation for services rendered to us.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 14, 2026, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group.

Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares
Aeon Acquisition Partners I LLC(1)	12,321,429	100%

(1)	Aeon Acquisition Partners I LLC (“Sponsor”) is the sponsor and majority shareholder of Aeon. Messrs. Demetrios Mallios, our Chief Executive Officer, and Alan Lewis, our Chief Financial Officer, are the managing members of Aeon Acquisition Partners I LLC, our sponsor. As such, they may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by Aeon Acquisition Partners I LLC. Such persons disclaim any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of each Aeon, Mr. Mallios and Mr. Lewis is at 66 West Flagler Street, Suite 900, Miami, FL 33130.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 20, 2025, our Sponsor and certain directors and officers, either directly or indirectly, purchased an aggregate of 12,321,429 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share.

On August 20, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $200,000, which is non-interest-bearing. We amended and restated such note as of December 30, 2025 to increase the amount to $350,000 and further amended and restated the promissory note on February 12, 2026 to increase the amount to $450,000 and again amended and restated to promissory note on April 7, 2026 to increase the amount to $550,000. As of April 8, 2026, we had borrowed $507,416.31 under the promissory note. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor. The principal under the note is payable on the date on which we consummate an initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities.

ITEM 14. Principal Accountant Fees and Services.

The firm of RBSM LLP (“RBSM”), acts as our independent registered public accounting firm. The following is a summary of fees paid to RBSM for services rendered.

Audit Fees. Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RBSM in connection with regulatory filings. The aggregate fees of RBSM for professional services rendered for the (i) audit of our initial registration, (ii) audit of our annual financial statements, and (iii)review of the financial information included in our Form 10-K for the period from August 1, 2025 (inception) through December 31, 2025, totaled approximately $70,000. The above amounts include interim procedures and audit fees.

Audit-Related Fees. During the period from August 1, 2025 (inception) through December 31, 2025, our independent registered public accounting firm rendered assurance and related services related to the performance of the audit or review of financial statements, which totaled $15,000.

Tax Fees. During the period from August 1, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from August 1, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Memorandum and Articles of Association
4.1	Specimen Ordinary Shares Certificate
10.1	Securities Subscription Agreement, between the Registrant and the Sponsor.
10.2	Promissory Note Dated August 26, 2025, issued to the Sponsor
10.3	Amended and Restated Promissory Note, dated December 30, 2025, issued to the Sponsor
10.4	Second Amended and Restated Promissory Note, dated February 12, 2026 issued to the Sponsor
10.5	Third Amended and restated Promissory Note, dated April 7, 2026 issued to the Sponsor
10.6	Indemnification Agreement dated January 29, 2026
10.7	Settlement Agreement dated March 26, 2026, by and among the Registrant, Chardan Capital Markets, LLC, Demetrios Mallios, The Aeon Group, Inc., and D. Boral Capital, LLC
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2026	AEON ACQUISITION I CORP.

	By:	/s/ Demetrios Mallios
	Name:	Demetrios Mallios
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Demetrios Mallios	Chief Executive Officer	April 14, 2026
Demetrios Mallios	(Principal Executive Officer)

/s/ Alan Lewis	Chief Financial Officer	April 14, 2026
Alan Lewis	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

To the Stockholder and Board of Directors of

Aeon Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aeon Acquisition I Corp. (the “Company”) as of December 31, 2025, and the related statement of operations, changes in shareholder’s deficit, and cash flows for the period from August 1, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from August 1, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s ability to execute its business plan is dependent upon its completion of the proposed initial public offering described in Note 1 to the financial statements. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2. The financial statements do not include any adjustments that become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we were required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2025.

New York, NY
April 9, 2026,
except Note 9
dated April 14, 2026

New York, NY Washington DC Mumbai and Pune, India San Francisco, CA

Houston, TX Boca Raton, FL Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

AEON ACQUISITION I CORP.

BALANCE SHEET

December 31, 2025

ASSETS
Deferred offering costs	$299,009
Total Assets	299,009

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued offering costs	$35,000
Promissory note – related party	307,760
Total Current Liabilities	342,760

Commitments and Contingencies	-

Shareholder’s Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; none issued and outstanding	-
Class B ordinary Shares, $0.0001 par value; 45,000,000 shares authorized; 12,321,429 issued and outstanding(1)	1,232
Additional paid-in capital	23,768
Accumulated deficit	(43,751)
Subscription receivable	(25,000)
Total Shareholder’s Deficit	(43,751)
Total Liabilities and Shareholder’s Deficit	$299,009

(1)	Includes an aggregate of 1,607,143 Class B ordinary Shares which will be surrendered to us for no consideration to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

AEON ACQUISITION I CORP.

STATEMENT OF OPERATIONS

For the Period from August 1, 2025 (inception) through
December 31, 2025

Formation and operating costs	$(8,751)
Professional fees	(35,000)
Net Loss	$(43,751)

Weighted average shares outstanding, basic and diluted (1)	10,714,286
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of 1,607,143 Ordinary Shares which will be surrendered to us for no consideration to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

AEON ACQUISITION I CORP.

STATEMENT OF CHANGES SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM AUGUST 1, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class B Ordinary		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – August 1, 2025 (inception)	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor(1)	12,321,429	1,232	23,768	-	(25,000)	-
Net loss	-	-	-	(43,751)	-	(43,751)
Balance – December 31, 2025	12,321,429	$1,232	$23,768	$(43,751)	$(25,000)	$(43,751)

(1)	Includes an aggregate of 1,607,143 Ordinary Shares which will be surrendered to us for no consideration to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

AEON ACQUISITION I CORP.

STATEMENT OF CASH FLOWS

For the Period from August 1, 2025 (inception) through December 31, 2025

Cash flows from Operating Activities:
Net Loss	$(43,751)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	43,751
Accrued offering costs	-
Net cash provided by operating activities	-

Cash flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-
Payment of offering costs	-
Net cash provided by financing activities	-

Net Change in Cash	-
Cash – Beginning of period	-
Cash – End of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	$264,009
Deferred offering costs included in accrued offering costs	$35,000
Founder shares issued for subscription fee receivable	$25,000

The accompanying notes are an integral part of these financial statements.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AEON ACQUISITION I CORP. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on August 1, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business.

On December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 related to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 25,000,000 units at $10.00 per unit (or 28,750,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3 (the “Proposed Offering”) and the sale of 300,000 Private Placement Units (whether or not the over-allotment option is exercised) (the “Private Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, AEON ACQUISITION PARTNERS I, LLC (the “Sponsor”), that will close simultaneously with the Proposed Offering. The sponsor will subscribe to purchase (a) 300,000 private placement units and (b) 675,000 Class A ordinary shares, par value $0.0001 per share, of our company, which shares shall be subject to certain restrictions until the consummation of the initial business combination (each, a “restricted Class A share”) for an aggregate purchase price of $3,000,000 (whether or not the underwriters’ over-allotment option is exercised in full) in a private placement (referred to herein as the “Private Placement,” and the private placement units and restricted Class A shares together, the “private placement securities”). The Company intends to list the Units on the Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding taxes payable on the income earned on the trust account) at the time of the signing of an agreement to enter into a Business Combination.

The Company will complete a Business Combination only if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, management has agreed that $10.00 per Unit sold in the Proposed Offering, including the proceeds of the sale of the Private Placement Units, will be held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company hold investments in the trust account, the Company may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of how they vote for the Business Combination.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares and private shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

The Company will have until 15 months from the closing of the Proposed Offering, with two (2) three-month extension at the option of the sponsor (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked our sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that our sponsor’s only assets are securities of our company. Therefore, the Company cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Going Concern Consideration

The Company’s financial statements are prepared assuming it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company has a working capital deficit of $342,760, and no cash, raising substantial doubt about its ability to continue for a period of time within one year after the date that the financial statements are issued.

Per ASC 205-40. Management’s plans include access to up to $1,500,000 in working capital loans from the Sponsor (subsequent to December 31, 2025), convertible into Class A shares at $10.00 post-business combination, which management believes will be sufficient to consummate its initial public offering and proceed with its plans to find a target acquisition over the next 12 months. However, there are no assurances that the Company will be able to raise capital on terms acceptable to the Company, or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Liquidity and Capital Resources

As of December 31, the Company had $0 cash and cash equivalents and a working capital deficit of $342,760 ($35,000 accrued offering costs and $307,760 related-party note as of December 31, 2025), with $299,009 in deferred offering costs. Capital includes 12,321,429 Class B shares issued to the Sponsor for a $25,000 uncollected subscription. Management relies on the proposed offering proceeds and a potential $1,500,000 Sponsor loan (Note 5) to fund operations and a business combination, though completion is uncertain.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as such the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of December 31, 2025.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares, rights and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the rights, then warrants and the last to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the rights and warrants included in the Public Units and Private Placement Units will be charged to shareholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of December 31, 2025, the Company incurred offering costs of $299,009, of which $264,009 have been paid and $35,000 are included in “Accrued offering costs” on the accompanying balance sheet.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The Company is considered to be a Cayman business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from August 1, 2025 (inception) to December 31, 2025.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Proposed Offering.

Warrant

The Company will account for the Public and Private Warrants to be issued in connection with the Proposed Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of December 31, 2025.

Share Rights

The Company accounts for the Public Rights (defined below) issued in connection with the Proposed Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company intends to issue Units, each consisting of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each right entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon consummation of an initial Business Combination. No fractional shares will be issued upon conversion of the rights.

NOTE 4. PRIVATE PLACEMENT

The Sponsor has committed to purchase Private Placement Units in a private placement that will occur simultaneously with the closing of the Proposed Offering. The proceeds from the sale of the Private Placement Units will be added to the net proceeds from the Proposed Offering held in the Trust Account. The Private Placement Units are identical to the units sold in the Proposed Offering, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to applicable law), and the Private Warrants will expire worthless.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On August 20, 2025, the Company issued an aggregate of 12,321,429 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were not received by December 31, 2025. Such ordinary shares includes an aggregate of up to 1,607,143 shares which will be surrendered to us to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 30% of the outstanding shares after this offering (not including the Class A ordinary shares that are included within the private units).

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in this offering, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any founder shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in our amended and restated memorandum and articles of association, and (v) prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any ordinary resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

With certain limited exceptions, the founder shares are not transferable, assignable or saleable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the completion of our initial business combination.

Promissory Note — Related Party

On August 20, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the Proposed Offering. On December 30, 2025, the Company restated and amended the note to increase the aggregate principal amount to $350,000. On February 12, 2026, the Company further restated and amended the note to increase the aggregate principal amount to $450,000 and again on April 7, 2026 to increase the aggregate principal amount to $550,000. The note is non-interest bearing and the Company intends to cancel the promissory note in exchange for 55,000 private placement units and 123,750 restricted Class A ordinary shares in connection with the closing of this offering. As of April 8, 2026, the Company has borrowed $507,461.31 under the promissory note with our Sponsor.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay Aeon Group I.K.E., the affiliate of our Sponsor, $20,000 per month, for up to 15 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $1,500,000 in working capital loans may be convertible into Class A ordinary shares of the post-combination entity at $10.00 per share; following the offering, the board may approve working capital loans that may be convertible into units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, no amounts under such loans have been drawn.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of this offering, (ii) Private Placement Units (including the component securities as well as any securities underlying those component securities), which will be issued in a private placement simultaneously with the closing of the Proposed Offering and (iii) private units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of a Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The registration rights granted are limited to three demands at the Company’s expense and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Proposed Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions.

The underwriters will be entitled to a cash underwriting discount of $1,000,000 of the gross proceeds of the Proposed Offering (whether or not the over-allotment option is exercised). In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Proposed Offering, or $7,500,000 (or up to $8,625,000 if the underwriters’ over-allotment is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Settlement of Legal Proceeding

We entered into a Settlement Agreement with respect to an arbitration that was filed against the Company, Demetrios Mallios, The Aeon Group, Inc. (“AGI”), and Geneships Acquisition Corp. with the American Arbitration Association in February 2026 (AAA Case No. 01-26-0000-6229) by Chardan Capital Markets, LLC (“Chardan”) in connection with fees for certain capital-raising activities, including related to a possible SPAC transaction, under a 2023 engagement letter and 2024 amendment that preceded our formation. The total amount sought was not less than $15,000,000.

In February 2026, we commenced a special proceeding in the Supreme Court of the State of New York (Index No. 65082/2026) seeking to permanently stay the arbitration as against the Company. Demetrios Mallios, our Chairman and Chief Executive Officer, and, his affiliate, The Aeon Group, Inc., jointly and severally indemnified the Company and its shareholders for any liabilities, losses, or expenses arising from the arbitration and any related claims.

On March 20, 2026, the parties agreed to a binding settlement term sheet and on March 26, 2026, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Chardan, Mr. Mallios, Geneships Acquisition Corp., AGI and D. Boral Capital LLC (“D. Boral”).

The Settlement Agreement is contingent upon the closing of this offering and will become effective only upon the closing of this offering (the “Effective Time”). The Settlement Agreement provides, among other things, that Chardan will serve as lead book-running manager and D. Boral will serve as co-lead book-running manager for this offering and that underwriting compensation in connection with this offering will be allocated between them. The Settlement Agreement further provides that, following the Effective Time, the arbitration and related court proceeding will be dismissed with prejudice, and mutual general releases between us, Demetrios Mallios, Geneships Acquisition Corp., and AGI that are contained in the Settlement Agreement will become effective pursuant to which each party, on behalf of itself and its affiliates and related parties, will release the other parties and their respective affiliates and representatives from all claims, whether known or unknown, arising out of or relating to events occurring on or prior to March 25, 2026 other than obligations arising under the Settlement Agreement and related transaction documents. There is no other separate consideration paid to or for any party.

If this offering does not close on or prior to May 25, 2026, unless extended by mutual agreement of the Company, Chardan and D. Boral, the Settlement Agreement will automatically terminate and be of no further force or effect. In such event, the arbitration and related proceedings could continue, and the Company and its affiliates could remain subject to claims in excess of $15,000,000. If the Settlement Agreement does not become effective, the arbitration and related court proceedings would resume, and the Company’s ability to complete this offering or any subsequent initial business combination could be materially and adversely affected.

The Settlement Agreement does not affect the funds held in the trust account established in connection with this offering. Other than the deferred underwriting commissions which are payable from the trust account upon the completion of an initial business combination, no amounts payable under or in connection with the Settlement Agreement will be paid from the trust account. The Company does not expect that any liabilities arising under or in connection with the Settlement Agreement, including any claim for breach thereof, would be payable from the trust account, and the Settlement Agreement provides that neither the Company nor the trust account will be responsible for any payments required to effect the allocation of underwriting compensation between the underwriters. No additional compensation is payable by the Company in connection with the Settlement Agreement other than the underwriting compensation.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 450,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 31, 2025, there were no class A ordinary shares issued or outstanding.

Class B Ordinary shares — The Company is authorized to issue 45,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On August 20, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On December 31, 2025, there were 12,321,429 ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. Because our sponsor acquired the Class B ordinary shares at a nominal price, our public shareholders will incur an immediate and substantial dilution upon the closing of this offering, assuming no value is ascribed to the warrants included in the units. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in this offering and related to the closing of our initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 30% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares that are included within the private units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require an ordinary resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of in excess of 50 percent of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any ordinary resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by an ordinary resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares.

AEON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of our initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of our initial business combination and ending three business days before we send the notice of redemption to the warrant holders.

The private warrants will be identical to the warrants sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, the private warrants (i) are locked-up until the completion of our initial business combination and (ii) will be entitled to registration rights.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and this offering), and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-fifth (1/5) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

AEON ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from August 1, 2025 (inception) through December 31, 2025
Formation and operating costs	$(43,751)

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions through April 14, 2026, which was the date these financial statements were available for issuance. Based upon this review, the Company has identified below subsequent events that would have required adjustment or disclosure in the financial statements.

On February 12, 2026, the Company further restated and amended the note to increase the aggregate principal amount to $450,000.

On April 7, 2026, the Company further restated and amended the note to increase the aggregate principal amount to $550,000.

