Form 10-Q
period 2026-03-31
Aeon Acquisition I Corp.
filed 2026-05-14
CIK 2082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-290920

AEON ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 West Flagler Street, Suite 900 Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

(212) 621-8777
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, there were 0 Class A Ordinary Shares, par value $0.0001 per share, and 6,160,715 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

AEON ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AEON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Deferred offering costs	429,263	299,009
Total Assets	$429,263	$299,009

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued offering costs	$35,000	$35,000
Promissory note - related party	498,079	307,760
Total Current Liabilities	533,079	342,760

Commitments and Contingencies		-

Shareholder’s Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding		-
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; none issued and outstanding		-
Class B ordinary Shares, $0.0001 par value; 45,000,000 shares authorized; 6,160,715 issued and outstanding(1)(2)	616	616
Additional paid-in capital	24,384	24,384
Accumulated deficit	(103,816)	(43,751)
Subscription receivable	(25,000)	(25,000)
Total Shareholder’s Deficit	(103,816)	(43,751)
Total Liabilities and Shareholder’s Deficit	$429,263	$299,009

(1)	Includes an aggregate of 803,572 Class B ordinary Shares which will be surrendered to us for no consideration to the extent that the underwriters’ over-allotment is not exercised in full or in part.
(2)	On May 12, 2026, our sponsor surrendered 6,160,714 founder shares to us for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited Condensed financial statements.

AEON ACQUISITION I CORP.

CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31 ,2026
(Unaudited)
Formation and operating costs	$-
Professional fees	(60,065)
Net Loss	$(60,065)

Weighted average shares outstanding, basic and diluted (1)(2)	5,357,143
Basic and diluted net loss per ordinary share	$(0.01)

(1)	Excludes an aggregate of 803,572 Ordinary Shares which will be surrendered to us for no consideration to the extent that the underwriters’ over-allotment is not exercised in full or in part.
(2)	On May 12, 2026, our sponsor surrendered 6,160,714 founder shares to us for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEON ACQUISITION I CORP.

CONDENSED STATEMENT OF CHANGES SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

 (UNAUDITED)

	Class B Ordinary		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – December 31, 2025	6,160,715	$616	$24,384	$(43,751)	$(25,000)	$(43,751)
Net loss	-	-	-	(60,065)	-	(60,065)
Balance - March 31, 2026(1)(2)	6,160,715	$616	$24,384	$(103,816)	$(25,000)	$(103,816)

(1)	Includes an aggregate of 803,572 Ordinary Shares which will be surrendered to us for no consideration to the extent that the underwriters’ over-allotment is not exercised in full or in part.
(2)	On May 12, 2026, our sponsor surrendered 6,160,714 founder shares to us for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEON ACQUISITION I CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31 ,2026
(Unaudited)
Cash flows from Operating Activities:
Net Loss	(60,065)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note - Related Party	60,065
Accrued offering costs	-
Net cash provided by operating activities	-

Cash flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-
Payment of offering costs	-
Net cash provided by financing activities	-

Net Change in Cash	-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	$130,254
Deferred offering costs included in accrued offering costs	$35,000
Founder shares issued for subscription fee receivable	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 related to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 12,500,000 units at $10.00 per unit (or 14,375,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3 (the “Proposed Offering”) and the sale of 262,500 Private Placement Units (whether or not the over-allotment option is exercised) (the “Private Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Aeon Acquisition Partners I, LLC (the “Sponsor”), that will close simultaneously with the Proposed Offering. The sponsor will subscribe to purchase (a) 262,500 private placement units and (b) 590,625 Class A ordinary shares, par value $0.0001 per share, of our company, which shares shall be subject to certain restrictions until the consummation of the initial business combination (each, a “restricted Class A share”) for an aggregate purchase price of $2,625,000 (whether or not the underwriters’ over-allotment option is exercised in full) in a private placement (referred to herein as the “Private Placement,” and the private placement units and restricted Class A shares together, the “private placement securities”). The Proposed Offering size was originally contemplated to be 25,000,000 units but was subsequently reduced to the present size. The Company intends to list the Units on the Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding taxes payable on the income earned on the trust account) at the time of the signing of an agreement to enter into a Business Combination.

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

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will have until 12 months from the closing of the Proposed Offering, with two (2) three-month extensions at the option of the sponsor (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern Consideration

The Company’s financial statements are prepared assuming it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company has a working capital deficit of $533,079, and no cash, raising substantial doubt about its ability to continue for a period of time within one year after the date that the financial statements are issued.

Per ASC 205-40, Management’s plans include access to the Promissory Note amounted up to $550,000 (subsequent to March 31, 2026), and up to $1,500,000 in working capital loans from the Sponsor that are convertible into Class A shares at $10.00 post-business combination, which management believes will be sufficient to consummate its initial public offering and proceed with its plans to find a target acquisition over the next 12 months. However, there are no assurances that the Company will be able to raise capital on terms acceptable to the Company, or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, the Company had $0 and $0 in cash and cash equivalents and a working capital deficit of $533,079 ($35,000 accrued offering costs and $498,079 related party notes as of March 31, 2026) and $342,760 ($35,000 accrued offering costs and $307,760 related-party note as of December 31, 2025), with $429,263 and $299,009 in deferred offering costs, respectively. Capital includes 6,160,715 Class B shares issued to the Sponsor for a $25,000 uncollected subscription. Management relies on the proposed offering proceeds and a potential $1,500,000 Sponsor loan (Note 5) to fund operations and a business combination, though completion is uncertain.

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

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2026 and December 31, 2025.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares, rights and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the rights, then warrants and the last to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the rights and warrants included in the Public Units and Private Placement Units will be charged to shareholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of March 31, 2026 and December 31, 2025, the Company incurred offering costs of $429,263 and $299,009, of which $394,263 and $264,009 have been paid and $35,000 and $35,000 are included in “Accrued offering costs” on the accompanying balance sheet, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered to be a Cayman business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three months ended March 31, 2026.

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

Warrant

The Company will account for the Public and Private Warrants to be issued in connection with the Proposed Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of March 31, 2026 and December 31, 2025.

Share Rights

The Company accounts for the Public Rights (defined below) issued in connection with the Proposed Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2026 and December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3. PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company intends to issue Units, each consisting of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon consummation of an initial Business Combination. No fractional shares will be issued upon conversion of the rights.

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

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On August 20, 2025, the Company issued an aggregate of 12,321,429 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On May 12, 2026, our sponsor surrendered 6,160,714 founder shares to us for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. The funds were not received by March 31, 2026. Such ordinary shares includes an aggregate of up to 803,572 shares which will be surrendered to us to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 30% of the outstanding shares after this offering (not including the Class A ordinary shares that are included within the private units).

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

Promissory Note - Related Party

On August 20, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the Proposed Offering. On December 30, 2025, the Company restated and amended the note to increase the aggregate principal amount to $350,000. On February 12, 2026, the Company further restated and amended the note to increase the aggregate principal amount to $450,000 and again on April 7, 2026 to increase the aggregate principal amount to $550,000. The note is non-interest bearing and the Company intends to cancel the promissory note in exchange for 55,000 private placement units and 123,750 restricted Class A ordinary shares in connection with the closing of this offering. As of March 31, 2026 and December 31, 2025, the Company has borrowed $498,079 and $307,760 under the promissory note with our Sponsor, respectively.

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $1,500,000 in working capital loans may be convertible into Class A ordinary shares of the post-combination entity at $10.00 per share; following the offering, the board may approve working capital loans that may be convertible into units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, no amounts under such loans have been drawn.

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

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions.

The underwriters will be entitled to a cash underwriting discount of $1,000,000 of the gross proceeds of the Proposed Offering (whether or not the over-allotment option is exercised). In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Proposed Offering, or $3,750,000 (or up to $4,312,500 if the underwriters’ over-allotment is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

If this offering does not close on or prior to May 25, 2026, unless extended by mutual agreement of the Company, Chardan and D. Boral, the Settlement Agreement will automatically terminate and be of no further force or effect. On May 13, 2026, the parties further extended such date until August 14, 2026. In such event, the arbitration and related proceedings could continue, and the Company and its affiliates could remain subject to claims in excess of $15,000,000. If the Settlement Agreement does not become effective, the arbitration and related court proceedings would resume, and the Company’s ability to complete this offering or any subsequent initial business combination could be materially and adversely affected.

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

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S DEFICIT

Preferred shares - The Company is authorized to issue 5,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 450,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 45,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On August 20, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. On May 12, 2026, our sponsor surrendered 6,160,714 founder shares to us for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. As of March 31, 2026 and December 31, 2025, there were 6,160,715 ordinary shares issued and outstanding. The financial statements have been retroactively restated to reflect the fact that the founder shares were surrendered for no consideration.

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

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants - Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of our initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-fourth (1/4) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fourth (1/4) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For the Three Months Ended March 31, 2026
Formation and operating costs	$(60,065)

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

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions through May 14, 2026, which was the date these financial statements were available for issuance. Based upon this review, the Company has identified below subsequent events that would have required adjustment or disclosure in the financial statements.

On April 7, 2026, the Company further restated and amended the note with the Sponsor to increase the aggregate principal amount to $550,000.

On May 12, 2026, our sponsor surrendered 6,160,714 founder shares to us for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding.

As described under “Legal Proceedings,” we have entered into a Settlement Agreement to resolve a pending arbitration and related proceedings. The effectiveness of the Settlement Agreement is contingent upon the closing of this offering. If this offering is not closed by May 25, 2026 (subject to extension by mutual agreement), the Settlement Agreement will not become effective and the arbitration and related proceedings could continue, and we could remain subject to claims in excess of $15,000,000. On May 13, 2026, the parties further extended such date until August 14, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aeon Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aeon Acquisition Partners I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated under the laws of the Cayman Islands as an exempted company with limited liability for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, except that we will not pursue a prospective target company based in or having the majority of its operations in the PRC. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the insider shares resulted in the issuance of additional ordinary shares;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our ordinary shares, if declared;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of this offering through $550,000 in promissory notes from our sponsor ($507,416 of which has been drawn down on April 8, 2026).

We estimate that the net proceeds from the sale of the units in this offering and the sale of the private placement units for an aggregate purchase price of $2,625,000 (whether or not the over-allotment option is exercised), after deducting offering expenses, including underwriting commissions of $1,000,000 (whether or not the over-allotment option is exercised), will be $125,779,535 (or $144,529,535 if the Underwriters’ over-allotment option is exercised in full). $125,000,000 (or $143,750,000 if the Underwriters’ over-allotment option is exercised in full) will be held in the trust account. The proceeds held in the trust account will initially be held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our officer’s and directors’ ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Odyssey Transfer and Trust Company to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. The remaining approximately $779,535 (whether or not the over-allotment option is exercised) will not be held in the trust account. In the event that our offering expenses exceed our estimate of $845,465, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $845,465, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

We intend to use substantially all of the net proceeds of this offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Over the next 12 months from the closing of this offering (or up to 18 months if our sponsor elects to exercise its option to extend the completion window up to two times, each by an additional three-month period, subject to the deposit of $0.10 per public share into the trust account for each such extension), we will be using the funds held outside of the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Out of the funds available outside the trust account, we anticipate that we will incur approximately:

●	$275,000 of expenses for legal, accounting, due diligence, travelling and others related to any business combination;

●	$150,000 of expenses for legal and accounting related to regulatory reporting obligations;

●	$250,000 of expenses for Due diligence, identification and research of prospective target business; and

●	$104,535 for working capital and reserves.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Settlement Agreement

As described under “Legal Proceedings,” we have entered into a Settlement Agreement to resolve a pending arbitration and related proceedings. The effectiveness of the Settlement Agreement is contingent upon the closing of this offering. If this offering is not closed by May 25, 2026 (subject to extension by mutual agreement), the Settlement Agreement will not become effective and the arbitration and related proceedings could continue, and we could remain subject to claims in excess of $15,000,000. On May 13, 2026, the parties further extended such date until August 14, 2026.

We do not expect any liabilities arising under or in connection with the Settlement Agreement, including any claim for breach thereof, to be payable from the trust account, other than the deferred underwriting commissions described in this prospectus, which are payable from the trust account upon the completion of an initial business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

Management identified certain control deficiencies, that when aggregated constitute material weaknesses as follows:

1.	Segregation of Duties: Due to operating in a small business environment, we evaluate the cost of implementing controls relative to their potential benefit. As a result, we may not maintain adequate segregation of duties to ensure the proper processing, review, and authorization of all transactions, including non-routine transactions and training activities.

2.	Documentation: We do not have sufficient written documentation of our internal control policies and procedures, as required by the Sarbanes-Oxley Act, which applies to the Company for the three months ended March 31, 2026.

3.	Accounting Resources: Our accounting function lacks sufficient resources, which limits our ability to collect, analyze, and properly review financial information.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

If this offering does not close on or prior to May 25, 2026, unless extended by mutual agreement of the Company, Chardan and D. Boral, the Settlement Agreement will automatically terminate and be of no further force or effect. On May 13, 2026, the parties further extended such date until August 14, 2026. In such event, the arbitration and related proceedings could continue, and the Company and its affiliates could remain subject to claims in excess of $15,000,000. If the Settlement Agreement does not become effective, the arbitration and related court proceedings would resume, and our ability to complete this offering or any subsequent initial business combination could be materially and adversely affected.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2025, an aggregate of 12,321,429 founder shares were issued to our sponsor for an aggregate of $25,000 (or approximately $0.004 per share). On May 12, 2026, our sponsor surrendered 6,160,714 founder shares to us for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. The surrender and cancellation were effected pursuant to a deed of surrender executed by our sponsor in accordance with our amended and restated memorandum and articles of association. Out of 6,160,715 founder shares, up to 803,572 of the remaining founder shares will be surrendered to us for no consideration and cancelled after the closing of this offering depending on the extent to which the Underwriters’ over-allotment option is exercised. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEON ACQUISITION I CORP.

Date: May 14, 2026	By:	/s/ Demetrios Mallios
	Name:	Demetrios Mallios
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Alan Lewis
	Name:	Alan Lewis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

