Form 10-Q
period 2026-06-30
Aeon Acquisition I Corp.
filed 2026-08-18
CIK 2082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-43321

AEON ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 West Flagler Street, Suite 900

Miami, FL 33130

(Address of principal executive offices)

+1 (877) 787-1880

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one redeemable warrant to purchase one Class A Ordinary Share, and one right to receive one-fourth (1/4) of one Class A Ordinary Share	AESPU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	AESP	The NASDAQ Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share, $0.0001 par value per share, at an exercise price of $11.50	AESPW	The NASDAQ Stock Market LLC
Rights to receive one-fourth (1/4) of one Class A Ordinary Share	AESPR	The NASDAQ Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2026, there were 15,228,125 Class A Ordinary Shares, par value $0.0001 per share, and 6,160,715 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

AEON ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

AEON ACQUISITION I CORP.

CONDENSED BALANCE SHEET

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$302,745	$-
Prepaid expenses	140,477	-
Deferred offering costs	-	299,009
Total Current Assets	443,222	299,009

Cash held in trust account	144,122,790	-
Total Assets	$144,566,012	$299,009

LIABILITIES AND SHAREHOLDERS’DEFICIT
Current Liabilities
Accrued offering costs	3,500	35,000
Advance from related party	21,654	-
Promissory note – related party	-	307,760
Total Current Liabilities	$25,154	$342,760

Deferred Underwriting Fee	$4,312,500	$-
Total Liabilities	4,337,654	342,760

Commitments and Contingencies (Note 6)	-	-
Class A ordinary shares subject to redemption, $0.0001 par value; 450,000,000 shares authorized; 14,375,000 shares issued and outstanding, at redemption price $10.03 as of June 30, 2026	$144,122,790	$-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 853,125 issued and outstanding (including 590,625 restricted Class A ordinary shares, excluding 14,375,000 Class A ordinary shares subject to redemption)	85	-
Class B ordinary shares, $0.0001 par value; 45,000,000 shares authorized; 6,160,715 issued and outstanding(1)(2)	616	616
Additional paid-in capital	-	24,384
Accumulated Deficit	(3,870,133)	(43,751)
Subscription receivable	(25,000)	(25,000)
Total Shareholders’ Deficit	(3,894,432)	(43,751)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$144,566,012	$299,009

(1)	Includes an aggregate of 803,572 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of June 30, 2026, following underwriter’s full exercise of over-allotment option on June 5, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On May 12, 2026, the Sponsor surrendered 6,160,714 founder shares to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEON ACQUISITION I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating costs	$(104,406)	$(164,471)

Other income:
Interest income on cash held in trust account	372,790	372,790
Total other income	372,790	372,790

Net Income	$268,384	$208,319

Basic and diluted weighted average shares, Class A ordinary shares subject to possible redemption	4,244,505	2,133,978
Basic and diluted net income per ordinary share	0.08	0.15
Basic and diluted weighted average shares, Class A and Class B ordinary shares not subject to possible redemption (1)(2)	6,413,840	6,287,977
Basic and diluted net loss per Class B ordinary share	(0.01)	(0.02)

(1)	Includes an aggregate of 803,572 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of June 30, 2026, following underwriter’s full exercise of over-allotment option on June 5, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On May 12, 2026, the Sponsor surrendered 6,160,714 founder shares to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEON ACQUISITION I CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary shares(1)(2)		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – December 31, 2025	-	-	6,160,715	$616	$24,384	$(43,751)	$(25,000)	$(43,751)
Net loss	-	-	-	-	-	(60,065)	-	(60,065)
Balance – March 31, 2026	-	-	6,160,715	616	24,384	(103,816)	(25,000)	(103,816)
Issuance of Public Warrants, net of issuance costs	-	-	-	-	2,381,025	-	-	2,381,025
Issuance of Public Rights, net of issuance costs	-	-	-	-	7,951,880	-	-	7,951,880
Issuance of Private Units, net of issuance costs	262,500	26	-	-	2,511,792	-	-	2,511,792
Accretion of carrying value to redemption value on IPO day	-	-	-	-	(16,530,933)	-	-	(16,530,933)
APIC to Accumulated Deficit					3,661,852	(3,661,852)		-
Accretion to redemption value	-	-	-	-	-	(372,790)	-	(372,790)
Reconcile restricted Class A ordinary shares	590,625	59	-	-	-	(59)	-	-
Net income	-	-	-	-	-	268,384	-	268,384
Balance – June 30, 2026	853,125	85	6,160,715	$616	$-	$(3,870,133)	$(25,000)	$(3,894,432)

(1)	Includes an aggregate of 803,572 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of June 30, 2026, following underwriter’s full exercise of over-allotment option on June 5, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On May 12, 2026, the Sponsor surrendered 6,160,714 founder shares to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEON ACQUISITION I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2026
Cash flows from Operating Activities:
Net Income	$208,319

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on cash held in trust account	(372,790)
Formation and operating costs paid by Sponsor from Promissory Note – a related party	87,609
Change in operating assets and liabilities
Prepaid expense	(140,477)
Net cash used in operating activities	(217,339)

Cash flow from Investing Activities:
Investment of cash in trust account	(143,750,000)
Net cash used in Investing Activities	(143,750,000)

Cash flow from Financing Activities:
Proceeds from Initial Public Offering	143,750,000
Proceeds from sale of private placement units	2,075,000
Payment of cash underwriting fee (including payments to underwriting counsel)	(1,180,000)
Payment of accrued offering costs	(374,916)
Net cash provided by Financing Activities	144,270,084

Net Change in Cash	302,745
Cash – Beginning of period	-
Cash – End of period	$302,745

Supplemental Disclosures of Noncash Investing and Financing Activities
Deferred offering costs included in accrued offering costs	$343,416
Deferred offering costs included in promissory note	$154,631
Deferred offering costs included in advance from related party	$21,654
Deferred underwriting fee	$4,312,500
Remeasurement of Class A ordinary share at Initial Public Offering	$16,530,933
Remeasurement to Accumulated Deficit	$3,661,852
Accretion to redemption value	$372,790
Promissory note in exchange for private units	$550,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEON ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

AEON ACQUISITION I CORP. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on August 1, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement the management team’s background, and to capitalize on the ability of the management team to identify and acquire a business.

On June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 related to the Company’s formation and the Initial Public Offering (as defined below) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is AEON ACQUISITION PARTNERS I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 2, 2026. On June 4, 2026, the Company consummated its Initial Public Offering of 12,500,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $125,000,000 (the “Initial Public Offering”). Each Public Unit contains one Class A ordinary share, one redeemable warrant (“Public Warrants”) and one right (“Public Rights”). On June 5, 2026, the underwriter purchased an additional 1,875,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $18,750,000  .

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 262,500 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units being offered, the “Private Placement Shares”) and 590,625 Ordinary Shares (the “Restricted Shares”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,625,000 (the “Private Placement”). (see Note 4).

Transaction costs amounted to $6,311,211, consisting of $998,711 other offering costs, $1,000,000 cash underwriting fee and $4,312,500 deferred underwriting fee.

Following the closing of the Initial Public Offering on June 8, 2026, an amount of $143,750,000 from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the trust account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

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

The shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These ordinary shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete its initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares and private shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

The Company has until June 4, 2027 (12 months from the closing of the Initial Public Offering), with two (2) three-month extensions at the option of the Sponsor (as may be extended by shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination) or until such earlier liquidation date as the board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide assurance that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete its initial business combination, and shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of presentation

The accompanying financial statement are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Going Concern Consideration

The Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Initial Public Offering closed on June 4, 2026. The Company has until June 4, 2027 (12 months from the closing of the Initial Public Offering), with two (2) three-month extensions at the option of the Sponsor (which would extend the deadline to December 4, 2027), or as may be further extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association, or until such earlier liquidation date as the board of directors may approve, to consummate a Business Combination (the “Combination Period”). In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through working capital loans from the Sponsor. As of June 30, 2026, the Company had $302,745 in cash outside the Trust Account and has access to up to $1,500,000 in working capital loans from the Sponsor. On July 17, 2026, the Company issued an unsecured promissory note to the Sponsor, under which the Sponsor agreed to loan the Company up to $250,000 to fund costs reasonably related to the Company’s initial business combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this risk and uncertainty  .

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the Company had $302,745 and $0 in cash and a working capital of $418,068   and working capital deficit of $342,760, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the loan from the Sponsor under the Promissory Note (as defined in Note 5). The Company has $550,000 outstanding under the Promissory Note on June 2, 2026 and advance from related party at $21,654. The Promissory Note was canceled and exchanged for 55,000 Private Placement Units. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2026, there were no amounts outstanding under any Working Capital Loans.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of estimates

The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $302,745 and $0 in cash as of June 30, 2026 and December 31, 2025. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash held in the Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $144,122,790 and $0 in cash held in the Trust Account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares, rights and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights, then warrants and the last to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the rights and warrants included in the Public Units and Private Placement Units were charged to shareholders’ equity as the warrants, after management’s evaluation, are accounted for under equity treatment. As of June 8, 2026, the Company had offering costs of $6,311,211, consisting of $998,711 other offering costs, $1,000,000 cash underwriting fee and $4,312,500 deferred underwriting fee. Approximately $578,778 was allocated to Public Warrants, Public Rights and Private Placement Units and the remainder, approximately $5,732,433 was allocated to Class A ordinary shares subject to redemption. As of June 30, 2026 and December 31, 2025, the Company had recorded deferred offering costs of $0 and $299,009, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from August 1, 2025 to June 30, 2026.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant

The Company accounted for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 14,375,000 Public and 262,500 Private Warrants outstanding as of June 30, 2026.

Share Rights

The Company accounts for the Public Rights (defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value. There are 14,375,000 Public Rights and 262,500 Private Rights outstanding as of June 30, 2026.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026, the 14,375,000 Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(2,488,312)
Proceeds allocated to Public Rights	(8,310,188)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(5,732,433)
Plus:
Accretion of carrying value to redemption value	16,530,933
Accretion of carrying value to redemption value – interest income	372,790
Class A ordinary shares subject to possible redemption, June 30, 2026	$144,122,790

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income or loss per share is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 14,637,500 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the period presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to possible redemption  (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	For the three months ended June 30, 2026		For the six months ended June 30, 2026
	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption
Numerator:
Allocation of income – basic and diluted	330,517	(62,133)	330,675	(122,356)

Denominator:
Basic and diluted weighted average share of ordinary shares:	4,244,505	6,413,840	2,133,978	6,287,977
Basic and diluted net income (loss) per share	0.08	(0.01)	0.15	(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2026 and December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On June 2, 2026, the registration statement went effective. On June 4, 2026, the Company consummated its Initial Public Offering of 12,500,000 Units, at $10.00 per Unit, generating gross proceeds of $125,000,000. On June 5, 2026, the underwriter purchased an additional 1,875,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $18,750,000. On June 8, 2026, with the closing of over-allotment, the Company has 14,375,000 Units consummated through the Initial Public Offering at $10.00 per Unit and generated total gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share, one redeemable warrant and one right  . Each warrant entitles the holder thereof to purchase Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of our initial business combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 262,500 Private Placement Units at a price of $10.00 per Private Placement Unit and 590,625 Restricted Shares from the Company in a private placement for an aggregate purchase price of $2,625,000. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, as described in Note 7. Each Private Placement Unit contains one Class A ordinary share, one right (“Private Rights”) and one redeemable warrant (“Private Warrants”). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless  .

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 20, 2025, the Company issued an aggregate of 12,321,429 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On May 12, 2026, the Sponsor surrendered 6,160,714 founder shares to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding. The funds were not received by June 30, 2026. Such ordinary shares included an aggregate of up to 803,572 shares which were subject to surrender to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 30% of the outstanding shares after the Initial Public Offering (not including the Class A ordinary shares that are included within the private units). Following the underwriters’ full exercise of the over-allotment option on June 5, 2026, no founder shares are subject to forfeiture.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial business combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete its initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the initial business combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any ordinary resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

With certain limited exceptions, the founder shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the completion of the initial business combination.

Promissory Note - Related Party

On August 20, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company could borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the Initial Public Offering. On December 30, 2025, the Company restated and amended the note to increase the aggregate principal amount to $350,000. On February 12, 2026, the Company further restated and amended the note to increase the aggregate principal amount to $450,000 and again on April 7, 2026 to increase the aggregate principal amount to $550,000. The note was non-interest bearing and the Company cancelled the promissory note in exchange for 55,000 private placement units and 123,750 restricted Class A ordinary shares in connection with the closing of the Initial Public Offering. With the closing of the Initial Public Offering, there was no amount outstanding as of June 30, 2026.

Advance from related party

The Sponsor has advanced $21,654 to the Company for paying expenses. As of June 30, 2026, the Company owed $21,654 to the Sponsor as of June 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $1,500,000 in working capital loans may be convertible into Class A ordinary shares of the post-combination entity at $10.00 per share; following the Initial Public Offering, the board may approve working capital loans that may be convertible into shares or warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, no amounts under such loans have been drawn.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (including the component securities as well as any securities underlying those component securities), which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) private units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of a Business Combination pursuant to a registration rights agreement signed on June 2, 2026. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The registration rights granted are limited to three demands at the Company’s expense and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $1,000,000 of the gross proceeds of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $4,312,500 (reflecting the full exercise of the underwriters’ over-allotment option). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. Following the closing of the Initial Public Offering on June 8, 2026, the over-allotment option was exercised in full.

Settlement of Legal Proceeding

The Company entered into a Settlement Agreement with respect to an arbitration that was filed against the Company, Demetrios Mallios, The Aeon Group, Inc. (“AGI”), and Geneships Acquisition Corp. with the American Arbitration Association in February 2026 (AAA Case No. 01-26-0000-6229) by Chardan Capital Markets, LLC (“Chardan”) in connection with fees for certain capital-raising activities, including related to a possible SPAC transaction, under a 2023 engagement letter and 2024 amendment that preceded our formation. The total amount sought was not less than $15,000,000.

In February 2026, the Company commenced a special proceeding in the Supreme Court of the State of New York (Index No. 65082/2026) seeking to permanently stay the arbitration as against the Company. Demetrios Mallios, the Company’s Chairman and Chief Executive Officer, and, his affiliate, The Aeon Group, Inc., jointly and severally indemnified the Company and its shareholders for any liabilities, losses, or expenses arising from the arbitration and any related claims.

On March 20, 2026, the parties agreed to a binding settlement term sheet and on March 26, 2026, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Chardan, Mr. Mallios, Geneships Acquisition Corp., AGI and D. Boral Capital LLC (“D. Boral”).

The Settlement Agreement was contingent upon the closing of the Initial Public Offering and became effective upon the closing of the Initial Public Offering on June 4, 2026 (the “Effective Time”). Pursuant to the Settlement Agreement, Chardan served as lead book-running manager and D. Boral served as co-lead book-running manager for the Initial Public Offering, and underwriting compensation in connection with the Initial Public Offering was allocated between them. Following the Effective Time, in accordance with the Settlement Agreement, the arbitration and related court proceeding were dismissed with prejudice, and mutual general releases between us, Demetrios Mallios, Geneships Acquisition Corp., and AGI that are contained in the Settlement Agreement became effective, pursuant to which each party, on behalf of itself and its affiliates and related parties, released the other parties and their respective affiliates and representatives from all claims, whether known or unknown, arising out of or relating to events occurring on or prior to March 25, 2026, other than obligations arising under the Settlement Agreement and related transaction documents. There was no other separate consideration paid to or for any party..

The Settlement Agreement does not affect the funds held in the trust account established in connection with the Initial Public Offering. Other than the deferred underwriting commissions which are payable from the trust account upon the completion of an initial business combination, no amounts payable under or in connection with the Settlement Agreement will be paid from the trust account. The Company does not expect that any liabilities arising under or in connection with the Settlement Agreement, including any claim for breach thereof, would be payable from the trust account, and the Settlement Agreement provides that neither the Company nor the trust account will be responsible for any payments required to effect the allocation of underwriting compensation between the underwriters. No additional compensation was payable by the Company in connection with the Settlement Agreement other than the underwriting compensation.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred shares - The Company is authorized to issue 5,000,000 preference   shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 450,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 262,500 Class A ordinary shares and 590,625 restricted Class A ordinary shares issued or outstanding (excluding 14,375,000 Class A ordinary shares were classified as temporary equity in the balance sheet) and no Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary shares - The Company is authorized to issue 45,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On August 20, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. On May 12, 2026, the Sponsor surrendered 6,160,714 founder shares to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding of which 803,572 shares held by the Sponsor were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 30, 2026 and December 31, 2025, there were 6,160,715 ordinary shares issued and outstanding. Following the underwriters’ full exercise of the over-allotment option on June 5, 2026, no ordinary shares are subject to forfeiture.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. Because the Sponsor acquired the Class B ordinary shares at a nominal price, the public shareholders incurred an immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the warrants included in the units. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 30% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares that are included within the private units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

Warrants - Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the private warrants (i) are locked-up until the completion of the initial business combination and (ii) are entitled to registration rights.

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

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Asset:
Cash and marketable securities in trust	1	$144,122,790	-

NOTE 9. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months ended June 30, 2026	For the Six Months Ended June 30, 2026
	(Unaudited)	(Unaudited)
Formation and operating costs	$(104,406)	$(164,471)

As of June 30, 2026
(Unaudited)
Cash held in the Trust Account	$144,122,790

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in Trust Account and formation and operating costs. The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the formation and operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited condensed financial statements were available to be issued. Based upon this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements:

On July 17, 2026, the Company issued an unsecured promissory note to the Sponsor, under which the Sponsor agreed to loan the Company up to $250,000 to fund costs reasonably related to the Company’s initial business combination. The Note is non-interest bearing and is payable on the date the Company consummates its initial business combination (the “Maturity Date”). The Note may be prepaid at any time without penalty.

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

Overview

We are a blank check company formed under the laws of the Cayman Island on August 1, 2025 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate its initial business combination using cash from the proceeds of our Initial Public Offering (the “IPO”) the private placement of the private units, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2026 were organizational activities and those necessary to prepare for the Company’s IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the six months ended June 30, 2026, we had a net income of $208,319, which consisted of operating costs and interest income on cash held in trust account. For the three months ended June 30, 2026, we had a net income of $268,384, which consisted of operating costs and interest income on cash held in trust account.

Liquidity and Capital Resources

On June 2, 2026, our registration statement was declared effective. On June 4, 2026, we consummated its Initial Public Offering of 12,500,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $125,000,000 (the “Initial Public Offering”). Each Public Unit contains one Class A ordinary share, one redeemable warrant (“Public Warrants”) and one right (“Public Rights”). On June 5, 2026, the underwriter purchased an additional 1,875,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $18,750,000.   On June 8, $143,750,000 net proceeds from the Initial Public Offering and the Private Placement were deposited in the trust account.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 262,500 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units being offered, the “Private Placement Shares”) and 590,625 Ordinary Shares (the “Restricted Shares”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,625,000 (the “Private Placement”).

Following the closing of the Initial Public Offering on June 8, 2026, an amount of $143,750,000 from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination.

We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As of June 30, 2026 and December 31, 2025, we had $302,745 and $0 in cash on our balance sheet and a working capital surplus (deficit) of $418,068   and $(342,760), respectively. Our liquidity needs prior to the consummation of the IPO had been satisfied through the loan under an unsecured promissory note from the Sponsor of $550,000.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Up to $1,500,000 in working capital loans may be convertible into Class A ordinary shares of the post-combination entity at $10.00 per share; following the Initial Public Offering, the board may approve working capital loans that may be convertible into shares or warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, no amounts under such loans have been drawn.

Settlement Agreement

As described under “Legal Proceedings,” we entered into a Settlement Agreement to resolve a pending arbitration and related proceedings. The Settlement Agreement became effective upon the closing of the Initial Public Offering on June 4, 2026. Following the Effective Time, the arbitration and related court proceeding were dismissed with prejudice, and the mutual general releases contained in the Settlement Agreement became effective.

We do not expect any liabilities arising under or in connection with the Settlement Agreement, including any claim for breach thereof, to be payable from the trust account, other than the deferred underwriting commissions, which are payable from the trust account upon the completion of an initial business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

Management identified certain control deficiencies, that when aggregated constitute material weaknesses as follows:

1.	Segregation of Duties: Due to operating in a small business environment, we evaluate the cost of implementing controls relative to their potential benefit. As a result, we may not maintain adequate segregation of duties to ensure the proper processing, review, and authorization of all transactions, including non-routine transactions and training activities.
2.	Documentation: We do not have sufficient written documentation of our internal control policies and procedures.
3.	Accounting Resources: Our accounting function lacks sufficient resources, which limits our ability to collect, analyze, and properly review financial information.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the identified material weaknesses, we have undertaken several initiatives to strengthen our internal controls:

1.	Segregation of Duties: We are reevaluating the allocation of responsibilities within our accounting and finance functions to improve segregation of duties, including implementing compensating controls where full segregation is impractical due to our small business environment.
2.	Documentation of Controls: We are developing and formalizing written documentation of our internal control policies and procedures, in anticipation of compliance with the requirements of the Sarbanes-Oxley Act.
3.	Accounting Resources: We are augmenting our accounting resources by providing additional training to current personnel and engaging qualified third-party professionals to support the preparation, analysis, and review of financial information, particularly in areas involving complex accounting standards.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Settlement Agreement was contingent upon the closing of the Initial Public Offering and became effective upon the closing of the Initial Public Offering on June 4, 2026 (the “Effective Time”). The Settlement Agreement provides, among other things, that Chardan served as lead book-running manager and D. Boral served as co-lead book-running manager for the Initial Public Offering and that underwriting compensation in connection with the Initial Public Offering was allocated between them. The Settlement Agreement further provides that, following the Effective Time, the arbitration and related court proceeding were dismissed with prejudice, and mutual general releases between us, Demetrios Mallios, Geneships Acquisition Corp., and AGI that are contained in the Settlement Agreement became effective, pursuant to which each party, on behalf of itself and its affiliates and related parties, released the other parties and their respective affiliates and representatives from all claims, whether known or unknown, arising out of or relating to events occurring on or prior to March 25, 2026 other than obligations arising under the Settlement Agreement and related transaction documents.

The Settlement Agreement does not affect the funds held in the trust account established in connection with the Initial Public Offering. Other than the deferred underwriting commissions, which are payable from the trust account upon the completion of an initial business combination, no amounts payable under or in connection with the Settlement Agreement will be paid from the trust account. The Company does not expect that any liabilities arising under or in connection with the Settlement Agreement, including any claim for breach thereof, would be payable from the trust account, and the Settlement Agreement provides that neither the Company nor the trust account will be responsible for any payments required to effect the allocation of underwriting compensation between the underwriters. No additional compensation was payable by the Company in connection with the Settlement Agreement other than the underwriting compensation paid in connection with the Initial Public Offering.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. On May 12, 2026, the Sponsor surrendered 6,160,714 founder shares to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 6,160,715 founder shares outstanding of which 803,572 shares held by the Sponsor were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 30, 2026 and December 31, 2025, there were 6,160,715 ordinary shares issued and outstanding. Following the underwriters’ full exercise of the over-allotment option on June 5, 2026, no ordinary shares are subject to forfeiture.

On June 4, 2026, the Company consummated its Initial Public Offering of 12,500,000 units, at $10.00 per Unit, generating gross proceeds of $125,000,000 (the “Initial Public Offering”). Each Public Unit contains one Class A ordinary share, one redeemable warrant (“Public Warrants”) and one right (“Public Rights”). On June 5, 2026, the underwriter purchased an additional 1,875,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $18,750,000.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 262,500 units and 590,625 Ordinary Shares (the “Restricted Shares”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,625,000.

Transaction costs amounted to $6,311,211, consisting of $998,711 other offering costs, $1,000,000 cash underwriting fee and $4,312,500 deferred underwriting fee.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
1.1	Underwriting Agreement, dated June 2, 2026, by and between the Company, Chardan Capital Markets, LLC and D. Boral Capital LLC.	Form 8-K (Exhibit 1.1)	6/9/2026	001-43321

3.1	Memorandum and Articles of Association	Form S-1 (Exhibit 3.1)	4/10/2026	333-294963

3.2	Amended and Restated Memorandum and Articles	Form 8-K (Exhibit 3.1)	6/9/2026	001-43321

4.1	Specimen Class A Ordinary Share Certificate	Form S-1 (Exhibit 4.2)	4/10/2026	333-294963

4.2	Specimen Unit Certificate	Form S-1 (Exhibit 4.1)	4/10/2026	333-294891

4.3	Specimen Rights Certificate	Form S-1 (Exhibit 4.4)	4/10/2026	333-294891

4.3	Specimen Warrants Certificate	Form S-1 (Exhibit 4.3)	4/10/2026	333-294891

4.4	Rights Agreement, dated June 2, 2026, by and between Continental Stock Transfer & Trust Company and the Company	Form 8-K (Exhibit 4.1)	6/9/2026	001-43258

10.1	Letter Agreements, dated June 2, 2026, among the Company, sponsor and its officers and directors	Form 8-K (Exhibit 10.1)	6/9/2026	001-43258

10.2	Investment Management Trust Agreement, dated June 2, 2026, by and between Odyssey Transfer and Trust Company and the Registrant	Form 8-K (Exhibit 10.2)	6/9/2026	001-43258

10.3	Registration Rights Agreement, dated June 2, 2026, by and among the Company and the initial shareholders of the Company	Form 8-K (Exhibit 10.3)	6/9/2026	001-43258

10.4	Securities Subscription Agreement, between the Registrant and the Sponsor	Form 8-K (Exhibit 10.4)	6/9/2026	001-43258

10.5	Indemnity Agreement, dated June 2, 2026, by and between the Company’s officers, directors, shareholders and the Company;	Form 8-K (Exhibit 10.5)	6/9/2026	001-43258

14.1	Form of Code of Ethics and Business Conduct	Form S-1 (Exhibit 14)	4/10/2026	333-294963

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEON ACQUISITION I CORP.

Date: August 17, 2026	By:	/s/ Demetrios Mallios
	Name:	Demetrios Mallios
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2026	By:	/s/ Alan Lewis
	Name:	Alan Lewis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

